Form 10-Q
period 1995-04-01
AMERICAN CONSUMER PRODUCTS INC
filed 1995-05-15
CIK 799028

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 1995

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ To __________

                         Commission File Number 0-15051

                        AMERICAN CONSUMER PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                            34-1376833
- -------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

31100 Solon Road, Solon, Ohio                                    44139
- ----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code          (216) 248-7000
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                             ----    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $.10 per value                          2,471,179 Shares
- -----------------------------                    ----------------------------
          (Class)                                (Outstanding at May 1, 1995)

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS



               AMERICAN CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                       ($ in 000's except per share data)




                                                        13 Weeks Ended  14 Weeks Ended
                                                        April 1, 1995    April 2, 1994
                                                        --------------  --------------

Net Sales............................................      $26,000          $25,285

Cost of Goods Sold...................................       19,726           19,099
                                                           -------          -------

Gross Profit.........................................        6,274            6,186

Operating Expenses...................................        5,729            5,590
                                                           -------          -------

Income from Operations...............................          545              596

Costs Associated With Abandoned
    Business Combination.............................           --              190

Interest Expense.....................................          695              498
                                                           -------          -------

Loss Before Income Taxes...........................           (150)             (92)

Provision for Income Taxes...........................          (68)             (37)
                                                           -------          -------

Net Loss ..........................................           ($82)            ($55)
                                                           =======          =======

Net Loss Per Common Share..........................        $  (.03)         $  (.02)
                                                           =======          =======

                 See Notes to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

               AMERICAN CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                      April 1, 1995    Dec. 31, 1994
                                                                      -------------    -------------
                               ASSETS                                          ($ in 000's)
Current Assets:
    Cash.........................................................       $    112         $    209
    Accounts receivable, net of allowance for doubtful
      accounts of $1,203,000 and $1,251,000, respectively........         14,829           15,255
    Inventories..................................................         27,440           28,622
    Prepaid expenses and other assets............................          1,931            2,176
                                                                        --------         --------
      Total current assets.......................................         44,312           46,262
                                                                        --------         --------

Property and Equipment, at cost:
    Machinery and equipment......................................         30,403           29,641
    Furniture and fixtures.......................................          1,505            1,499
    Leasehold improvements.......................................          2,070            2,080
                                                                        --------         --------
                                                                          33,978           33,220
    Less-Accumulated depreciation................................        (23,694)         (22,863)
                                                                        --------         --------
                                                                          10,284           10,357
Other Assets:
    Cost in excess of net tangible assets of acquired
      businesses, net............................................          2,550            2,575
    Deferred income taxes........................................            488              488
    Deferred costs and other assets..............................            244              248
                                                                        --------         --------
                                                                           3,282            3,311
                                                                        --------         --------

       Total assets..............................................       $ 57,878         $ 59,930
                                                                        ========         ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term obligations..................       $    398         $    395
    Accounts payable.............................................          4,875            5,295
    Accrued payroll and related expenses.........................          2,504            2,965
    Accrued expenses.............................................            936            1,197
    Accrued interest.............................................            687              700
    Accrued and deferred income taxes............................            372              503
                                                                        --------         --------
      Total current liabilities..................................          9,772           11,055
                                                                        --------         --------
 Long-term Obligations, net of current maturities.................        29,441           30,130
                                                                        --------         --------

Stockholders' Equity:
    Series preferred stock, $.10 par value;
      authorized 500,000 shares; none issued.....................             --               --
    Common stock, $.10 par value; 5,000,000 authorized;
      2,471,179 shares outstanding in 1995 and 1994, respectively            247              247
    Additional paid-in capital...................................          8,089            8,089
    Foreign currency translation adjustment......................             36               34
    Retained earnings............................................         10,293           10,375
                                                                        --------         --------
       Total stockholders' equity................................         18,665           18,745
                                                                        --------         --------
       Total liabilities and stockholders' equity................       $ 57,878         $ 59,930
                                                                        ========         ========

                 See Notes to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


               AMERICAN CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  ($ in 000's)



                                                                       13 Weeks Ended       14 Weeks Ended
                                                                        April 1, 1995        April 2, 1994
                                                                       --------------       --------------
CASH FLOWS FROM OPERATIONS:
  Net loss ....................................................              ($82)               ($55)
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization.............................             859                 814
       Changes in assets and liabilities:
         Accounts receivable.....................................             428                 935
         Inventories.............................................           1,182                (911)
         Prepaid expenses and other assets.......................             245                (173)
         Accounts payable and accrued expenses...................          (1,155)                236
         Accrued and deferred income taxes.......................            (131)                 10
         Deferred costs and other................................               1                  (3)
                                                                          -------             -------
           Net cash provided by operating activities.............           1,347                 853
                                                                          -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...........................................            (758)             (1,548)
                                                                          -------             -------
           Net cash used in investing activities.................            (758)             (1,548)
                                                                          -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving line of credit......................           5,289               7,059
  Repayments under revolving line of credit......................          (5,900)             (6,300)
  Repayment of other long-term obligations.......................             (75)                (72)
                                                                          -------             -------
           Net cash provided by (used for) financing activities..            (686)                687
                                                                          -------             -------

           Net decrease in cash..................................             (97)                 (8)
           Cash at beginning of period...........................             209                 109
                                                                          -------             -------
           Cash at end of period.................................            $112                $101
                                                                          =======             =======

    Supplemental disclosures of cash flow information:
      Cash paid (refunded) during the period for:
        Interest.................................................            $709                $527
        Income taxes.............................................              61                 (48)

                 See Notes to Consolidated Financial Statements

                        AMERICAN CONSUMER PRODUCTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1. The Company has, in its opinion, included all the adjustments (consisting only of normal adjustments and accruals) necessary for a fair presentation of the Company's financial position, the results of operations and the cash flows for each period. The consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes for the three years ended December 31, 1994 included in the Company's 1994 Annual Report (Form 10-K).

             Because of seasonal factors, the earnings for the quarter ended April 1, 1995 should not be taken as an indication of earnings for all or any part of the balance of the year.

         2. The Company maintains its accounts on a 52-53 week year. The quarter ended April 1, 1995 contained 13 weeks. The quarter ended April 2, 1994 contained 14 weeks.

         3. Earnings per share have been calculated using the weighted average number of shares outstanding during each period. This calculation also assumes that outstanding shares were increased by shares issuable upon exercise of options as to which average market price exceeds the exercise price, less shares which could have been purchased with related proceeds. The average for the 13 weeks ended April 1, 1995 was 2,486,000 shares and for the 14 weeks ended
April 2, 1994 was 2,471,000 shares.

         4.  Inventories at April 1, 1995 and December 31, 1994 consisted of:


                                                                 1995               1994
                                                               -------            -------
                                                                     (in thousands)
              Raw Materials..............................      $ 5,677            $ 6,224
              Work in Process and Finished Goods.........       23,555             23,056
                                                               -------            -------
                                                                29,232             29,280
              LIFO Reserve...............................       (1,792)              (658)
                                                               -------            -------
                                                               $27,440            $28,622
                                                               =======            =======

         5. An agreement entered into in March 1994 providing for a combination with Curtis Industries, Inc., was terminated by the parties and the combination abandoned in July 1994. Consulting, legal and other expenses related to the terminated business combination were $190,000 for the 14 weeks ended April 2, 1994.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL POSITION


(All comparisons are, unless otherwise noted, to the comparable period in 1994)

A.  CONSOLIDATED RESULTS OF OPERATIONS


Net Sales for the 13 weeks ended April 1, 1995 increased $715,000 (2.8%) over the 14 weeks ended April 2, 1994. The increase in sales is primarily attributable to price increases in the Company's major product lines, which began to be put into effect during the first quarter of 1995. The effects of reduced unit sales resulting from having one less week in the first quarter of 1995 were substantially offset by increased sales activity with both new and existing customers.

Gross Profit for the first quarter of 1995 increased $88,000 (1.4%) to $6,274,000. The gross profit percentage decreased from 24.5% in the first quarter of 1994 to 24.1% in the first quarter of 1995. The decrease in the gross profit percentage resulted from increases in the costs of some of the raw materials used in manufacturing the Company's products. These cost increases were only partially offset by increases in the Company's selling prices because the selling price increases were not all introduced at the beginning of the quarter.


Operating Expenses increased by $139,000 (2.5%) to $5,729,000 for the 13 weeks ended April 1, 1995. This increase was due to general increases in wages and other expenses.

Income from Operations decreased $51,000 for the first quarter of 1995.

An agreement entered into in March 1994 providing for a combination with Curtis Industries, Inc. was terminated by the parties and the combination abandoned in July 1994. Consulting, legal and other expenses related to the terminated business combination were $190,000 for the 14 weeks ended April 2, 1994.

Interest Expense increased $197,000 for the quarter ended April 1, 1995. This increase is primarily attributable to increases in the prime rate, on which a substantial portion of the Company's interest costs are based.

The effective income tax rate increased from 40.2% in the first quarter of 1994 to 45.3% in the first quarter of 1995. The increase in the effective tax rate was primarily attributable to state income taxes.

The Company generated a Net Loss of $82,000 in the first quarter of 1995 as compared to a Net Loss of $55,000 in the first quarter of 1994.

B.  FINANCIAL CONDITION

Working capital decreased $667,000 from year-end to $34,540,000 at April 1, 1995. Long-term borrowings decreased by $689,000 at April 1, 1995 as compared to December 31, 1994. These decreases are primarily the result of reductions in inventories.

As of April 1, 1995, the Company had $3,854,000 available under its $35,000,000 revolving line of credit with National City Bank of Cleveland and National Bank of Detroit. On March 23, 1995, the Company agreed to an amendment which extends the agreement through April 1997. Borrowings under the revolving line of credit are based on a formula that includes eligible accounts receivable and inventories. The line will be reduced by September 30, 1995 in the minimum amount of $1 million or amounts based on certain formulas or events, as provided for in the agreement. The line of credit bears interest at the base rate plus 3/8% and is secured by accounts receivable, inventories and equipment.


The Company's liquidity is primarily affected by the levels of working capital and capital expenditures, in both the short-term and long-term. No significant changes are anticipated in the amount of working capital. Capital expenditures for 1995 are anticipated to continue to increase as a result of the placement of the Company's newly designed key cutting equipment and the ongoing installation and development of new computer systems. The Company's scheduled repayments of long-term obligations for the remainder of 1995 and for 1996 are approximately $320,000 and $408,000, respectively. The Company believes that it has adequate capital available to meet its current operating needs and anticipated capital requirements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
                None

ITEM 2.  CHANGES IN SECURITIES.
                None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
                None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                Not Applicable

ITEM 5.  OTHER INFORMATION.
                None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
                a)  Exhibit (27) - Financial Data Schedule
                b)  Reports on Form 8-K - None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERICAN CONSUMER PRODUCTS, INC.


Date: May 15, 1995                           By: /s/ Joel M. Falck
      ------------                              --------------------

                                             Joel M. Falck
                                             Vice President - Finance
                                             (Authorized Officer and Chief
                                             Accounting Officer)