Form 10-Q
period 1995-07-01
AMERICAN CONSUMER PRODUCTS INC
filed 1995-08-15
CIK 799028

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 1, 1995

                                       OR

           (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From __________ To __________

                        Commission File Number 0-15051

                       AMERICAN CONSUMER PRODUCTS, INC.
            (Exact name of registrant as specified in its charter)


              Delaware                                         34-1376833
--------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

      31100 Solon Road, Solon, Ohio                              44139
----------------------------------------                      ------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code         (216) 248-7000
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
                                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $.10 per value                           2,471,179 Shares
-----------------------------                    -------------------------------
         (Class)                                 (Outstanding at August 1, 1995)

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              AMERICAN CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                      ($ in 000's except per share data)


                                                   13 Weeks        13 Weeks         26 Weeks         27 Weeks
                                                    Ended            Ended            Ended            Ended
                                                 July 1, 1995     July 2, 1994     July 1, 1995     July 2,1994
                                                 ------------     ------------     ------------     ------------
Net Sales ......................................     $25,402          $25,552          $51,402          $50,837

Cost of Goods Sold .............................      18,456           18,952           38,182           38,051
                                                     -------          -------          -------          -------

Gross Profit ...................................       6,946            6,600           13,220           12,786

Operating Expenses .............................       6,093            5,693           11,822           11,283

Loss on Sale of Sharon Fastener Division .......       2,428               --            2,428               --
                                                     -------          -------          -------          -------

Income (Loss) from Operations ..................      (1,575)             907           (1,030)           1,503

Costs Associated With Abandoned
  Business Combination .........................          --              180               --              370

Interest Expense ...............................         721              608            1,416            1,106
                                                     -------          -------          -------          -------

Income (Loss) Before Income Taxes ..............      (2,296)             119           (2,446)              27

Provision for Income Taxes .....................         (37)              47             (105)              10
                                                     -------          -------          -------          -------

Net Income (Loss) ..............................     ($2,259)             $72          ($2,341)             $17
                                                     =======          =======          =======          =======

Net Income (Loss) Per Common Share .............      $ (.91)           $ .03           $ (.94)           $ .01
                                                     =======          =======          =======          =======



                See Notes to Consolidated Financial Statements

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              AMERICAN CONSUMER PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                            July 1, 1995       Dec. 31, 1994
                                                                            ------------       -------------
                                                                                      ($ in 000's)
                                     ASSETS
Current Assets:
      Cash ...............................................................           $103              $209
      Accounts receivable, net of allowance for doubtful
        accounts of $1,201,000 and $1,251,000, respectively ..............         15,305            15,255
      Inventories ........................................................         24,520            28,622
      Prepaid expenses and other assets ..................................          2,106             2,176
                                                                                  -------           -------
        Total current assets .............................................         42,034            46,262
                                                                                  -------           -------
Property and Equipment, at cost:
      Machinery and equipment ............................................         25,221            29,641
      Furniture and fixtures .............................................          1,192             1,499
      Leasehold improvements .............................................          2,019             2,080
                                                                                  -------           -------
                                                                                   28,432            33,220
      Less-Accumulated depreciation ......................................        (19,928)          (22,863)
                                                                                  -------           -------
                                                                                    8,504            10,357
Other Assets:
      Cost in excess of net tangible assets of acquired
        businesses, net ..................................................            314             2,575
      Deferred income taxes ..............................................            488               488
      Deferred costs and other assets ....................................            210               248
                                                                                  -------           -------
                                                                                    1,012             3,311
                                                                                  -------           -------
        Total assets .....................................................        $51,550           $59,930
                                                                                  =======           =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Current maturities of long-term obligations .........................          $402              $395
      Accounts payable ....................................................         4,777             5,295
      Accrued payroll and related expenses ................................         2,520             2,965
      Accrued expenses ....................................................         1,684             1,197
      Accrued interest ....................................................           729               700
      Accrued and deferred income taxes ...................................           300               503
                                                                                  -------           -------
        Total current liabilities .........................................        10,412            11,055
                                                                                  -------           -------
Long-term Obligations, net of current maturities ..........................        24,713            30,130
                                                                                  -------           -------
Stockholders' Equity:
      Series preferred stock, $.10 par value;
        authorized 500,000 shares; none issued ............................            --                --
      Common stock, $.10 par value; 5,000,000 authorized;
        2,471,179 shares outstanding in 1995 and 1994, respectively .......           247               247
      Additional paid-in capital ..........................................         8,089             8,089
      Foreign currency translation adjustment .............................            55                34
      Retained earnings ...................................................         8,034            10,375
                                                                                  -------           -------
        Total stockholders' equity ........................................        16,425            18,745
                                                                                  -------           -------
        Total liabilities and stockholders'equity .........................       $51,550           $59,930
                                                                                  =======           =======


                See Notes to Consolidated Financial Statements

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              AMERICAN CONSUMER PRODUCTS, INC.  AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                 ($ in 000's)


                                                                   26 Weeks Ended       27 Weeks Ended
                                                                    July 1, 1995         July 2, 1994
                                                                   --------------       --------------
CASH FLOWS FROM OPERATIONS:
 Net income (loss)  ..............................................        ($2,341)              $   17
 Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
    Loss on sale of Sharon Fastener division .....................          2,428                   --
    Depreciation and amortization ................................          1,704                1,640
    Changes in assets and liabilities:
     Accounts receivable  ........................................             23                 (385)
     Inventories .................................................           (590)              (1,335)
     Prepaid expenses and other assets  ..........................            680                  107
     Accounts payable and accrued expenses .......................           (711)                (754)
     Accrued and deferred income taxes ...........................           (203)                  26
     Deferred costs and other  ...................................             10                   26
                                                                          -------               ------
      Net cash provided by (used for) operating activities .......          1,000                 (658)
                                                                          -------               ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of Sharon Fastener division, net of escrow
   and transaction costs .........................................          5,802                   --
 Capital expenditures ............................................         (1,498)              (2,661)
                                                                          -------               ------
      Net cash provided by (used in) investing activities ........          4,304               (2,661)
                                                                          -------               ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving line of credit .......................         12,324               13,740
 Repayments under revolving line of credit  ......................        (17,600)             (10,200)
 Repayment of other long-term obligations ........................           (134)                (162)
                                                                          -------               ------
      Net cash provided by (used for) financing activities ......          (5,410)               3,378
                                                                          -------               ------

      Net increase (decrease) in cash ............................           (106)                  59
      Cash at beginning of period  ...............................            209                  109
                                                                          -------               ------

      Cash at end of period ......................................        $   103               $  168
                                                                          =======               ======

    Supplemental disclosures of cash flow information:
     Cash paid (refunded) during the period for:
       Interest ..................................................        $ 1,392               $1,017
       Income taxes  .............................................             96                  (18)


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

    Because of seasonal factors, the earnings for the quarter ended July 1, 1995 should not be taken as an indication of earnings for all or any part of the balance of the year.

    2. The Company maintains its accounts on a 52-53 week year. The six month period ended July 1, 1995 contained 26 weeks. The six month period ended July 2, 1994 contained 27 weeks. The quarters ended July 1, 1995 and July 2, 1994 each contained 13 weeks.

    3. Earnings per share have been calculated using the weighted average number of shares outstanding during each period. This calculation also assumes that outstanding shares were increased by shares issuable upon exercise of options as to which average market price exceeds the exercise price, less shares which could have been purchased with related proceeds. The average for the 13 weeks ended July 1, 1995 was 2,483,000 shares and for the 13 weeks ended July 2, 1994 was 2,472,000 shares. The average for the 26 weeks ended July 1, 1995 was 2,485,000 shares and for the 27 weeks ended July 2, 1994 was 2,472,000 shares.

    4.  Inventories at July 1, 1995 and December 31, 1994 consisted of:

                                                           1995             1994
                                                        ----------       ----------
                                                              (in thousands)
     Raw Materials .................................     $ 4,349          $ 6,224
     Work in Process and Finished Goods ............      22,116           23,056
                                                         -------          -------
                                                          26,465           29,280

     LIFO Reserve ..................................      (1,945)            (658)
                                                         -------          -------
                                                         $24,520          $28,622
                                                         =======          =======

    5. On June 23, 1995, the Company sold substantially all of the assets of its Sharon Fastener division (the "Division") for approximately $7,000,000 cash and the assumption of approximately $90,000 of the Division's obligations. The proceeds received at closing of $6,300,000 were applied to reduce outstanding indebtedness under the Company's revolving credit facility. The sale resulted in a pretax loss of $2,428,000 ($2,331,000 after tax).

    In connection with the sale of assets, the Company entered into a sales representation agreement with the buyer under which ACPI will continue to serve as a sales representative for Sharon Fastener.

    The terms of the Company's credit agreement with National City Bank of Cleveland and National Bank of Detroit require a reduction in the maximum borrowings under the revolving credit facility as a result of the sale of the Division. The amount of the reduction is based upon the amount of the sale proceeds and the borrowing availability previously generated by the assets sold. The maximum borrowings under the credit agreement have been reduced from $35,000,000 to $32,650,000 as of the closing and will be further reduced to approximately $30,000,000 by September 30, 1995.

    6. An agreement entered into in March 1994 providing for a combination with Curtis Industries, Inc., was terminated by the parties and the combination abandoned in July 1994. Consulting, legal and other expenses related to the terminated business combination were $180,000 for the 13 weeks ended July 2, 1994 and $370,000 for the 27 weeks ended July 2, 1994.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL POSITION

(All comparisons are, unless otherwise noted, to the comparable period in 1994)

A.  CONSOLIDATED RESULTS OF OPERATIONS

Net Sales for the 13 weeks ended July 1, 1995 decreased $150,000 (0.6%) compared to the 13 weeks ended July 2, 1994. Net Sales for the 26 weeks ended July 1, 1995 increased $565,000 (1.1%) over the 27 weeks ended July 2, 1994. Sales for 1995 include price increases implemented to offset increases in the costs of some of the raw materials used in manufacturing the Company's products.

Gross Profit for the second quarter of 1995 increased $346,000 (5.2%) to $6,946,000 and increased $434,000 (3.4%) to $13,220,000 for the 26 weeks ended
July 1, 1995. The gross profit percentage increased from 25.8% in the second quarter of 1994 to 27.3% in the second quarter of 1995. The gross profit percentage increased from 25.2% in the 27 weeks ended July 2, 1994 to 25.7% in the 26 weeks ended July 1,1995. The increases in the gross profit percentagein thesecond quarterand the 26 week period primarily resulted from reductions in distribution costs, with a significant portion of the reductions occurring in the Sharon Fastener division.

Operating Expenses increased by $400,000 (7.0%) to $6,093,000 for the 13 weeks ended July 1, 1995 and increased by $539,000 (4.8%) to $11,822,000 for the 26 weeks ended July 1, 1995. These increases were primarily due to increases in expenditures for the development of new key cutting technology.

On June 23, 1995, the Company sold substantially all of the assets of its Sharon Fastener division (the "Division") for approximately $7,000,000 cash and the assumption of approximately $90,000 of the Division's obligations. The proceeds received at closing of $6,300,000 were applied to reduce outstanding indebtedness under the Company's revolving credit facility. The sale resulted in a pretax loss of $2,428,000 ($2,331,000 after tax).

In connection with the sale of assets, the Company entered into a sales representation agreement with the buyer under which ACPI will continue to serve as a sales representative for Sharon Fastener.

Income from Operations decreased $2,482,000 for the second quarter of 1995 and decreased $2,533,000 for the 26 weeks ended July 1, 1995.

An agreement entered into in March 1994 providing for a combination with Curtis Industries, Inc. was terminated by the parties and the combination abandoned in July 1994. Consulting, legal and other expenses related to the terminated business combination were $180,000 for the 13 weeks ended July 2, 1994 and $370,000 for the 27 weeks ended July 2, 1994.

Interest Expense increased $113,000 for the quarter ended July 1,1995 and increased $310,000 for the 26 weeks ended July 1,1995. These increases are primarily attributable to increases in the prime rate, on which a substantial portion of the Company's interest costs are based.

The effective income tax rate decreased from 39.5% in the second quarter of 1994 to 1.6% in the second quarter of 1995 and decreased from 37.0% in the 27 weeks ended July 2, 1994 to 4.3% in the 26 weeks ended July 1, 1995. This decrease in the effective tax rate was primarily attributable to the write-off of cost in excess of net tangible assets of acquired businesses in connection with the sale of the Sharon Fastener division, which is not deductible for tax purposes.

The Company generated a Net Loss of $2,259,000 in the second quarter of 1995 as compared to Net Income of $72,000 in the first quarter of 1994. For the 26 weeks ended July 1, 1995, the Company generated a Net Loss of $2,341,000 as compared to Net Income of $17,000 in the 27 weeks ended July 2, 1994.

The table below presents the Company's operating results without the loss on sale of Sharon Fastener, for comparative purposes.

                                                    13 Weeks          13 Weeks        26 Weeks         27 Weeks
                                                     Ended             Ended           Ended             Ended
                                                  July 1, 1995      July 2, 1994    July 1, 1995      July 2, 1994
                                                  ------------      ------------    ------------      ------------
 Net Sales ...................................       $25,402          $25,552         $51,402           $50,837

 Gross Profit ................................         6,946            6,600          13,220            12,786

 Income from Operations.......................           853              907           1,398             1,503

 Income (Loss) Before Income Taxes............           132              119             (18)               27

 Net Income (Loss)............................       $    72          $    72         $   (10)          $    17


B.  FINANCIAL CONDITION

Working capital decreased $3,585,000 from year-end to $31,622,000 at July 1, 1995. Long-term borrowings decreased by $5,417,000 at July 1, 1995 as compared to December 31, 1994. These decreases are primarily the result of the sale of the Sharon Fastener division.

The terms of the Company's credit agreement with National City Bank of Cleveland and National Bank of Detroit require a reduction in the maximum borrowings under the revolving credit facility as a result of the sale of the Sharon Fastener division. The amount of the reduction is based upon the amount of the sale proceeds and the borrowing availability previously provided by the assets sold. The maximum borrowings under the credit agreement have been reduced from $35,000,000 to $32,650,000 and will be further reduced to approximately $30,000,000 by September 30, 1995. As of July 1, 1995, the Company had $6,100,000 available under the revolving line of credit. Based upon the reductions to be effected by September 30, 1995 as a result of the sale of the Sharon Fastener division, the availability at July 1, 1995 would have been approximately $4,500,000. The line of credit bears interest at the base rate plus 3/8% and is secured by accounts receivable, inventories and equipment.

The Company's liquidity is primarily affected by the levels of working capital and capital expenditures, in both the short-term and long-term. No significant changes are anticipated in the amount of working capital. Capital expenditures for 1995 are anticipated to continue to increase as a result of the placement of the Company's newly designed key cutting equipment and the ongoing installation and development of new computer systems. The Company's scheduled repayments of long-term obligations for the remainder of 1995 and for 1996 are approximately $260,000 and $408,000, respectively. The Company believes that it has adequate capital available to meet its current operating needs and anticipated capital requirements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
           None

ITEM 2.  CHANGES IN SECURITIES.
           None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
           None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         a) The Company's 1995 Annual Meeting of Stockholders was held on May 4, 1995.
         b) Proxies were solicited by Company management pursuant to Regulation 14 under the Securities Exchange Act of 1934.
         c) Proposals approved by the stockholders at the annual meeting were as follows:

             1) There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected pursuant to the vote of stockholders The nominees that were elected were Stephan W. Cole, Richard
                  F. Bern, Jeffrey A. Cole, Malvin E. Bank and Frank W. Hulse. (The vote reported below was the same for each nominee.)
             2) Grants of options to acquire Common Shares of the Corporation to the directors of the Corporation.
             3) Ratification of the appointment of Arthur Andersen LLP as independent auditors for 1995.

                  There were no other matters voted upon.
                  The votes on the above proposals were:

                                                                                         ABSTENTIONS AND
                                         VOTES FOR            VOTES AGAINST              BROKER NON-VOTES
                                         ---------            -------------              ----------------
                  1)                     2,192,687                     0                      17,774
                  2)                     2,115,630                94,706                         125
                  3)                     2,205,899                 1,562                       3,000

ITEM 5.  OTHER INFORMATION.
           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
             a)  Exhibit (27) - Financial Data Schedule
             b) Reports on Form 8-K - In a report filed on Form 8-K dated July 10, 1995, the Company reported the sale of substantially all of the assets of its Sharon Fastener division.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN CONSUMER PRODUCTS, INC.

Date: August 15, 1995                    By: /s/   Joel M. Falck
                                             -------------------------
                                         Joel M. Falck
                                         Vice President - Finance
                                         (Authorized Officer and Chief
                                         Accounting Officer)